Form 10-K
period 2012-03-31
Honda Auto Receivables 2010-2 Owner Trust
filed 2012-06-28
CIK 1491707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business
(b)	Item 1A, Risk Factors
(c)	Item 2, Properties
(d)	Item 3, Legal Proceedings

Item 1B. Unresolved Staff Comments.

Not applicable

Item 4. Mine Safety Disclosures.

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

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC, as successor to American Honda Receivables Corp. (the “Depositor”), The Bank of New York Mellon (the “Indenture Trustee”), Deutsche Bank Trust Company Delaware (the “Owner Trustee”), DealerTrack Collateral Management Services (fka FDI Computer Consulting, Inc., dba FDI Collateral Management) (“DealerTrack”) or the Trust that are or would be material to holders of the Notes or the Certificates.

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

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Owner Trustee, DealerTrack (including in its role as special servicer) or the Trust. The Owner Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee, DealerTrack (including in its role as special servicer) or the Trust. DealerTrack, as a special servicer, is likewise not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee, the Owner Trustee or the Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, among the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Since February 2002, the Sponsor has contracted with DealerTrack’s parent, DealerTrack Holdings, Inc. (fka triVIN Inc.), for DealerTrack to provide certain software-based collateral management and electronic lien and title services to the Sponsor through online services made available by the motor vehicle administrations in various states. This contract was most recently updated in March 2012 to provide for Sponsor’s acceptance of standard terms of service for the software used in connection with the services. The vehicles for which DealerTrack performs these services correspond to approximately 100% of the receivables contained in the asset pool held by the Trust.

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

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) and DealerTrack have been identified by the registrant as servicers with respect to the asset pool held by the Trust. Each of the Sponsor and DealerTrack has completed a statement of compliance with applicable servicing criteria (each, a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor and DealerTrack, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 35.2 – Servicing Compliance Statement of DealerTrack Collateral Management Services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Honda Auto Receivables 2010-2 Owner Trust
By: American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 28, 2012		Vice President, Assistant Secretary and Compliance Officer (senior officer in charge of the servicing function)

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

- 7 -